Form 10-K/A
period 2001-12-31
CSFB MORTGAGE PASS THROUGH CERTIFICATES SERIES 2001 AR19
filed 2002-08-22
CIK 1158825

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

AMENDMENT 1 OF 1


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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein


Date:  August 23, 2002              /s/ Thomas M. Britt
                                    -----------------------------------
                                    Thomas M. Britt
                                    Trust Officer

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

OLYMPUS Servicing, LP
9600 Great Hills Trail, Suite #200W
Austin, TX  78759

Tel:  512.349.8300
Fax:  512.349.8371
www.OlympusServicing.com


OFFICER CERTIFICATE


     A review of the activities of the Servicer during the preceding calendar year and of its performance under servicing agreements, including this Servicing Agreement has been made under such officer's supervision and to the best of such officer's knowledge.

     Based on such review, the Servicer has compiled in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout such year.

/s/  Jeff Neal
Jeff Neal
Chief Operating Officer

ABN-AMRO Mortgage Group Inc.
4242 North Harlem Avenue
Norridge, Illinois  60706

CERTIFICATE OF COMPLIANCE

     The undersigned, an officer of ABN AMRO Mortgage Group Inc., (the 'participant'), hereby certifies as follows:

     1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2001, with respect to performance under the

And

     2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

     In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2002.

ABN AMRO Mortgage Group, Inc.

By:  /s/ Rene' B. Dettman
Vice President



Report of Management

     We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the mininimum servicing standands as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set for in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, AAMG complied, in all materials respects, with the minimum servicing standards set forth in the USAP except as described below.

     Custodial bank and related clearing, account reconciliations contained items which were not resolved within 90 calendar days of their days of their original identification for 2 out of the 38 reconciliations tested. These items were resolved within 150 calendar days of their original identification.

     As of and for this same period, ABN AMRO North America, Inc. had n effect a fidelity bond in the amount of $500,000,000 and an error and ommissions policy in the the amount of $25,000,000.

/s/ Stanley Rhodes
President

/s/ Richard Geary
Group Senior Vice President and Manager


January 29, 2002

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

KPMG
111 Congress Avenue, Suite 1100
Austin, TX  78701

Tel:  512.320.5200
Fax:  512.320.5100


INDEPENDENT ACCOUNTANTS' REPORT

General and Limited Partners
Olympus Servicing L.P.

     We have  examined  management's  assertion,  included  in the  accompanying
Management Assertion, that Olympus Servicing L.P. complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for Olympus Servicing L.P.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

     Our examination was made in accordance with attestations standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Olympus Servicing L.P.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Olympus Servicing L.P.'s compliance with the minimum servicing standards.

     In our opinion, management's assertion that Olympus Servicing L.P. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/  KPMG LLP

January 25, 2002

Ernest and Young LLP
Sears Tower
233 South Wacker Drive
Chicago, Illinois  60606-6301

Report on Management's Assertion on Compliance
With Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ABM AMRO North America, Inc.

     We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for custodial bank and related clearing account reconciliations, ABN AMRO Mortgage Group, Inc. (AAMG, wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

     Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

     In our opinion, management's assertion, that except for noncompliance with custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2001, is fairly stated, in all material respects.

     This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used for anyone other than these specified parties.

/s/ Ernst & Young LLP

January 29, 2002